Form 10-Q
period 1996-06-30
AMERICAN EQUITY TRUST INC
filed 1996-08-19
CIK 1002931

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 June 1996

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES
          EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission file number 33-98766

                          AMERICAN EQUITY TRUST INC.
                         ----------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                       95-4509278
         ---------                                      ----------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)


            2221 Rosecrans Avenue, Suite 110, El Segundo, CA 90245
            ------------------------------------------------------
                   (Address of principal executive officer)
                                  (Zip Code)

                                 310-536-0926
                                 ------------
             (Registrant's telephone number, including area code)

                 -----------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----      ----

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes        No  X
    ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 274,714 as of June 30, 1996

                          AMERICAN EQUITY TRUST, INC.

                                     INDEX
                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited):
          Balance Sheets at June 30, 1996 and December 31, 1995......   3

          Statements of Cash Flows for the Six Months Ended
             June 30, 1996 and 1995..................................   4

          Notes to Condensed Financial Statements....................   5

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................   5


PART II - OTHER INFORMATION
Item 1.   Legal Proceedings..........................................   6
Item 2.   Changes in Securities......................................   6
Item 3.   Defaults upon Senior Securities............................   6
Item 4.   Submission of Matters to a Vote of Securities Holders......   6
Item 5.   Other Information..........................................   6
Item 6.   Exhibits and Reports on Form 8-K...........................   6
          Signature Page.............................................   7

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          AMERICAN EQUITY TRUST, INC.

                                 BALANCE SHEETS

                                                                          June 30,     December 31,
                                                                           1996          1995
                                                                       -----------    -----------
                                                                       (unaudited)
ASSETS
Current assets:
Cash...............................................................     $      215     $ 19,824
Deferred offering costs............................................      1,095,477      674,000
Deferred loan costs................................................         31,422       31,422
Property acquisition costs.........................................        102,620      102,620
Other assets.......................................................         57,407       38,532
                                                                        ----------     --------

 Total assets......................................................     $1,287,141     $866,398
                                                                        ==========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses..............................     $  343,543      239,300
Notes payable (Note 2).............................................        575,281      258,281
                                                                        ----------     --------

 Total liabilities.................................................        918,824      498,081
                                                                        ----------     --------

Common Stock, $0.01 par value; shares authorized -
 35,000,000; shares issued and outstanding - 274,714...............          2,747        2,747
1995 Convertible Preferred Stock, shares authorized - 1,100,000;
 issued and outstanding 1,021,500; (liquidation value $.01 per
 share)............................................................         10,210       10,210
8% Convertible Preferred Stock, shares authorized - 1,500,000 issued and outstanding - none; (liquidation value $13.20 per
 share)............................................................             --           --
Additional paid-in capital.........................................        420,155      420,155
Deficit............................................................        (64,795)     (64,795)
                                                                        ----------     --------

 Total stockholders' equity........................................        368,317      368,317
                                                                        ----------     --------

 Total liabilities and
  stockholders' equity.............................................     $1,287,141     $866,398
                                                                        ==========     ========

                See accompanying notes to financial statements.

                          AMERICAN EQUITY TRUST, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Six Months Ended June 30,
                                                                          1996          1995
                                                                      -------------   -----------
Cash flows from operating activities:
Net loss....................................................           $      --      $     --
Increase (decrease) in cash from changes in:
  Other assets..............................................             (18,825)      (14,868)
  Accounts payable and accrued expenses.....................             104,243       (19,955)
                                                                       ---------      --------

     Net cash provided by (used for) operating activities...              85,368       (34,823)
                                                                       ---------      --------
Cash flows from financing activities:
Deferred offering costs.....................................            (421,477)      (92,979)
Net proceeds from private placements........................             316,500       130,300
                                                                       ---------      --------

   Net cash provided by (used for) financing activities.....            (104,977)       37,321
                                                                                      --------

Net (decrease) increase in cash and cash equivalents........             (19,609)        2,498

Cash and cash equivalents, at beginning of period...........              19,824        35,056
                                                                       ---------      --------

Cash and cash equivalents, at end of period.................           $     215      $ 37,554
                                                                       =========      ========


                          AMERICAN EQUITY TRUST, INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

    The financial information included herein is unaudited; however, such information reflects all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the Company's financial position at June 30, 1996 and the cash flows for the six months ended June 30, 1996 and 1995. There were no operations as of June 30, 1996.

    The information contained in this Form 10-Q should be read in conjunction with the audited financial statements as of March 31, 1996 filed as a part of the Company's registration statement on Form S-11 (File No. 33-98766)

NOTE 2 - NOTES PAYABLE

    10% Notes
    ---------
    During February through June 1996 the Company issued 10% Notes (New Notes) in the amount of $336,111 due the earlier of 90 days after the Offering or April 15, 1997. The New Notes were issued at a 10% discount and the Company received net proceeds of $302,500.

    In June 1996, the Company obtained permission from the Securities and Exchange Commission to begin selling stock in conjunction with its initial public offering.

NOTE 3 - INITIAL PUBLIC OFFERING

    In June, 1996, the Company obtained permission from the Securities and Exchange Commission to begin selling stock in conjunction with its initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In June, 1996, the Company obtained clearance from the Securities and Exchange Commission to begin selling stock in conjunction with its initial public offering. To date, the Company has not acquired any properties nor had any operations. During the six months ended June 30, 1996 and 1995, the Company conducted a series of private placements of debt to provide funds to pay for costs necessary to complete the initial public offering.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         The Company is neither currently a party to nor is any of its property the subject of any legal proceedings which would be material to the business or financial condition of the Company.

Item 2.  Changes in Securities.  Not applicable.

Item 3.  Defaults upon Senior Securities.  Not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders.  Not applicable.

Item 5.  Other Information.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following exhibit is included herewith:

             Exhibit 27 - Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 16, 1996

                                     AMERICAN EQUITY TRUST, INC.



                                     /s/ Arthur P. Herring
                                     ------------------------------------
                                     ARTHUR P. HERRING
                                     Chairman of the Board of Directors,
                                     Chief Executive Officer, and
                                     Chief Financial Officer