Form 10-Q
period 1996-09-30
AMERICAN EQUITY TRUST INC
filed 1996-11-14
CIK 1002931

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 30 September 1996

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 274,714 as of September 30, 1996

                          AMERICAN EQUITY TRUST, INC.

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Balance Sheets at September 30, 1996 and December 31, 1995.      3

          Statements of Cash Flows for the Nine Months Ended
             September 30, 1996 and 1995.............................      4

          Notes to Condensed Financial Statements....................      5

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................      5


PART II - OTHER INFORMATION
Item 1.   Legal Proceedings..........................................      6
Item 2.   Changes in Securities......................................      6
Item 3.   Defaults upon Senior Securities............................      6
Item 4.   Submission of Matters to a Vote of Securities Holders......      6
Item 5.   Other Information..........................................      6
Item 6.   Exhibits and Reports on Form 8-K...........................      6
          Signature Page.............................................      7

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          AMERICAN EQUITY TRUST, INC.

                                 BALANCE SHEETS

                                                                       September 30,            December 31,
                                                                           1996                    1995
                                                                       -------------            -----------
                                                                        (unaudited)

ASSETS

Current assets:
Cash...............................................................     $      165               $ 19,824
Deferred offering costs............................................      1,236,782                674,000
Deferred loan costs................................................         31,422                 31,422
Property acquisition costs.........................................        109,520                102,620
Other assets.......................................................         57,407                 38,532
                                                                        ----------               --------

 Total assets......................................................     $1,435,296               $866,398
                                                                        ==========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses..............................     $  336,698                239,300
Notes payable (Note 2).............................................        730,281                258,281
                                                                        ----------               --------

 Total liabilities.................................................      1,066,979                498,081
                                                                        ----------               --------

Common Stock, $0.01 par value; shares authorized -
 35,000,000; shares issued and outstanding - 274,714...............          2,747                  2,747
1995 Convertible Preferred Stock, shares authorized - 1,100,000;
 issued and outstanding - 1,021,500 (liquidation preference is
 $0.01 per share)..................................................         10,210                 10,210
8% Convertible Preferred Stock, shares authorized - 1,500,000;
 issued and outstanding - none (liquidation value $13.20 per
 share)............................................................             --                     --
Additional paid-in capital.........................................        420,155                420,155
Deficit............................................................        (64,795)               (64,795)
                                                                        ----------               --------
Total stockholders' equity.........................................        368,317                368,317
                                                                        ----------               --------

Total liabilities and stockholders' equity.........................     $1,435,296               $866,398
                                                                        ==========               ========


                          AMERICAN EQUITY TRUST, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      September 30,   December 31,
                                                                          1996          1996
                                                                      -------------   -----------
                                                                       (unaudited)
Cash flows from operating activities:
Net loss....................................................           $      --      $     --
Increase (decrease) in cash from changes in:
  Other assets..............................................                   0       (14,868)
  Accounts payable and accrued expenses.....................              (6,845)      (19,955)
                                                                       ---------      --------

Net cash provided by (used for) operating activities........              (6,845)      (34,823)
                                                                       ---------      --------
Cash flows from financing activities:
Deferred offering costs.....................................            (125,094)      (92,979)
Net proceeds from private placements........................             155,000       130,300
                                                                       ---------      --------

Net cash provided by (used for) financing activities........              29,906        37,321
                                                                       ---------      --------

Net (decrease) increase in cash and cash equivalents........                 (50)        2,498

Cash and cash equivalents, at beginning of period...........                 215        35,056
                                                                       ---------      --------

Cash and cash equivalents, at end of period.................           $     165      $ 37,554
                                                                       =========      ========


                          AMERICAN EQUITY TRUST INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary to present fairly the Company's financial position at September 30, 1996 and the cash flows for the three months ended September 30, and June 30, 1996. There were no operations as of September 30, 1996.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements as of March 31, 1996 filed as part of the Company's registration statement on Form S-11 (File No. 33-98766).

NOTE 2 - NOTES PAYABLE

10% Notes

During February through September 1996 the Company issued 10% Notes (New Notes) in the amount of $480,555 due the earlier of 90 days after the Offering or April 15, 1997. The notes were issued at a 10% discount and the Company received net proceeds of $432,500.

In addition to the New Notes the Company issued an additional $25,000 note without discount. This note is due the earlier of September 15, 1997 or 90 days after the Offering, and bears interest at 10% per annum.

NOTE 3 - INITIAL PUBLIC OFFERING

In June, 1996, the Company obtained permission from the Securities and Exchange Commission to begin selling stock in conjunction with its initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In June the Company obtained clearance from the Securities and Exchange Commission to begin selling stock in conjunction with its initial public offering. To date, the Company has not acquired any properties nor had any operations. During the nine months ended September 30, 1996 and 1995, the Company conducted a series of private placements of debt to provide funds to pay for costs necessary to complete the initial public offering.

                          AMERICAN EQUITY TRUST INC.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         The Company is neither currently a party to nor is any of its property the subject of any legal proceedings which would be material to the business or financial condition of the Company.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults on Senior Securities.

         Not applicable.

Item 4.  Submissions of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         A. The following exhibit is included herewith:

             Exhibit 27 - Financial Data Schedule.

         B. The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                          AMERICAN EQUITY TRUST INC.

                                   SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 13, 1996

                                     AMERICAN EQUITY TRUST INC.



                                     /s/ Arthur P. Herring
                                     ------------------------------------
                                     Arthur P. Herring
                                     Chairman of the Board of Directors,
                                     Chief Executive Officer, and
                                     Chief Financial Officer